Form 10QSB
period 1995-05-31
AMWEST ENVIRONMENTAL GROUP INC
filed 1996-11-14
CIK 941813

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
Mark One:

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 1995

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to________

                         Commission file number 0-25702

                        AMWEST ENVIRONMENTAL GROUP, INC.
                 (Name of Small Business Issuer in its charter)

                  NEVADA                                88-0289700
         (State or other jurisdiction of    (I.R.S. Employer Identification No.)
         incorporation or organization)

         10701 LOS ALAMITOS BLVD.
         LOS ALAMITOS, CA                                  90720
         (Address of principal executive offices)        (Zip Code)

Issuer's Telephone Number: (310) 799-1888


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ___ Yes _X_ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Transitional Small Business Disclosure Format (check one); Yes___  No_X_

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements.

See Part II, Item 6.


                  Item 2. Management's Discussion and Analysis
                             or Plan of Operation.

     Results of Operation

     The following table sets out the financial condition of the Company for the last fiscal year and the period ended May 31, 1995:

                                               May 31, 1995      August 31, 1994
                                               ------------      ---------------

Statement of Earnings:
Revenue ................................       $  1,324,761        $    699,466
Net Income (Loss) ......................       ($ 1,090,510)       ($ 1,092,997)
Per Share Net Income (Loss) ............       ($      0.09)       ($      0.16)
Number of Common Shares
         Outstanding ...................         15,774,705          15,329,285

Balance Sheet Data:
         Total Assets ..................       $  2,516,849        $  2,871,996
Total Current Liabilities ..............       $    459,675        $     63,026
Cash Dividends Declared
         per Common Share ..............       $          0        $          0
Stockholders' Equity ...................       $  2,516,849        $  2,835,222


     Net loss for the period ended May 31, 1995 was $1,090,510, approximately the same as net loss of $1,092,997 recorded in the fiscal year ended August 31, 1994. The primary reasons for the loss during the fiscal year ended August 31, 1994 were due to heavy one-time startup costs of the Company's subsidiaries as well as the expenses of bringing the company public. The factors contributing to this loss are isolated events and may possibly occur in the next two fiscal years.

     The Company has experienced growth in terms of projects finished, marketing activities, and future contracts. Continuing the activities from 1993, the major areas of activities are in engineering, consultation, and construction. The former includes property Phase I assessments, site Phase II investigations, site Phase III remediations, solid wastes and wastewater treatments. The latter includes underground storage tank (UST) removal and installation, and construction of remediation facilities. The clients of Amwest have been primarily in private industries. However, in this period, several projects have been contracted with the public sector. This trend is anticipated to continue, reaching a balance between the private and public sectors.

     The Company has performed most of its engineering, consultation and construction in Southern California. All projects of the Company have been finished in a timely manner. The volume of work available to the Company and other environmental companies in Southern California and the United States is increasing. Management of the Company can not foresee change in this condition in the near future. As a result of the aforesaid increase in available work the Company should sustain its present growth for the short term (one year) and possibly on a long term basis (more than one year).

     The Company has entered into a joint venture with the city of Beijing, China. The future of this contract is questionable as the Company has, as of this date, been unable to locate sufficient financing. The existence of this contract should not impact the regular operation of the Company.


                           PART II - OTHER INFORMATION


                           Item 1. Legal Proceedings.


The Company is not a party to any litigation and is not aware of any pending or threatened litigation.


                         Item 2. Changes in Securities.


None.

                    Item 3. Defaults Upon Senior Securities.


None.


          Item 4. Submission of Matters to a Vote of Security Holders.


None.


                           Item 5. Other Information.


None.




                    Item 6. Exhibits and Reports on Form 8-K.


Financial Statements May 31, 1995...............................F-1 through F-10




                      This space intentionally left blank.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMWEST ENVIRONMENTAL GROUP, INC.



Date:________________    ________________________________
                         (name and title)


Date:________________    ________________________________
                         (name and title)