Form 10KSB
period 1995-08-31
AMWEST ENVIRONMENTAL GROUP INC
filed 1996-11-14
CIK 941813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
Mark One:

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                    For the fiscal year ended August 31, 1995

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from ______________________ to ______________________

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

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                 Name of each exchange on which registered
                                      None

Securities registered under Section 12(g) of the Exchange Act:

                                      None
                                (Title of class)

                                      None
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ___ Yes _X_No

Check if there is disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for the most recent fiscal year: $1,500,375.

As of August 31, 1995, the aggregate market value of the voting stock held by non-affiliates of the registrant was $21,404,431 based on shares at an average bid and ask price of $1,875. This calculation was made on the assumption that affiliates are officers, directors and persons holding more than ten percent (10%) of the registrant's outstanding voting stock.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,907,698.

                                     PART I

                         Item 1. Description of Business


(a)  Business Development

     General Statement

     Amwest Environmental Group, Inc. (the "Registrant"), a Nevada Corporation, incorporated on June 17, 1994. Earth Products Advancement, Inc., a Utah Corporation and Amwest Environmental Group, a Nevada Corporation, were merged with the Registrant. Articles of Merger were filed with the Nevada Secretary of State on June 28, 1994, and with the Utah Division of Corporations and Commercial Code on June 29, 1994, at which time the merger became effective.

     Earth Products Advancement, Inc.

     Earth Products Advancement was incorporated in the State of Utah on April 20, 1972, as Patent World, Inc. Since its inception, Earth Products Advancement has had the following name changes on the dates indicated: Kitchen Gardens, Inc., July 3, 1975; Earthworm 2001, September 2, 1983; Aqua Kleen International, April 17, 1984; Earth Products Advancement, Inc., September 28, 1992. Earth Products Advancement, Inc., was not actively engaged in any business for several years prior to its merger with the Registrant.

     Amwest Environmental Group

     Amwest Environmental Group, the predecessor of Amwest Environmental Group, Inc., was incorporated in the State of Nevada on September 23, 1992, for the purpose of engaging in the business of environmental testing, engineering, consulting and construction. After its merger with Earth Products Advancement, Inc., the business of Amwest Environmental Group has been carried on by Amwest Environmental Group, Inc., the Registrant.

     Amwest Bluestar Corporation

     Amwest Bluestar Corporation (Bluestar), incorporated in the State of California on September 21, 1993, is a wholly owned subsidiary of the Registrant and began operation on May, 1995. Bluestar is engaged in sales of chemical products for household and industrial clean-up use. The household products include toilet bowl cleaners and utensil cleaners. Industrial products include metal oil stain cleaner, benzine-free paint remover, and corrosion inhibitors. Further, Bluestar is engaged in industrial clean-up projects and presently is engaged in the cleaning of a fuel pipeline at castle AFB in California. Bluestar has an ongoing clean-up contract with the California Department of Transportation, CalTrans, for clean-up of tanks and pipelines in various locations throughout Southern California.

     Amwest Environmental Engineering Corporation

     Amwest Environmental Engineering Corporation (Engineering), incorporated in the State of California on March 24, 1993, is a wholly owned subsidiary of the Registrant. Engineering, which began operating in 1994, was formed for the purpose of conducting environmental consulting and construction. The consulting department of Engineering is equipped to handle Phase I and Phase II environmental projects. Presently, the subsidiary has four (4) ongoing Phase I projects and five (5) Phase II projects as well as five (5) remediation projects. The construction department has currently fourteen (14) projects in California, which include the removal, installation and remediation of underground storage tanks and water lines.

(b)  Business of Registrant

     Principal products or services and their markets

     The Registrant has formed Seven (7) subsidiaries to carry on the various aspects of its business. All of these subsidiaries, with the exception of Amwest Environmental Engineering Corporation, and Amwest Bluestar Corporation, are presently inactive. Amwest Environmental Engineering Corporation and Amwest Bluestar Corporation are the operating entities of the Registrant.

     The Registrant is engaged in the business of environmental testing, engineering, consulting, construction, and industrial cleanup. The Registrant's services are divided into three Phases. These Phases are standard throughout the industry and are derived from "Super Fund" legislation. These Phases are:

     Phase I - Environmental studies. Environmental studies include environmental impact studies, environmental audits, potential contamination surveys and potential environmental liability evaluations. This phase is necessary prior to any planning, design and construction of environmental treatment, storage or disposal facilities.

     Phase II - Remediation (Cleanup) Studies. Remediation Studies involve surveys for potential contamination. If a site is found to be contaminated, further investigation is done to develop options for site remediation. These investigations include geophysical studies; geohydrological studies; air, soil and water studies; nearby surface water studies; and biological studies.

     Phase III - Environmental Engineering. Environmental Engineering includes surveys of site, studies, planning, design and construction management for an environmental facility. Those facilities include water treatment plants, air pollution control units, noise control facilities, solid waste incinerators or facilities, recycling plants, hazardous waste treatment plants, and disposal facilities (such as landfills). Environmental engineering is the planning and management of the construction of treatment, storage or disposal (TSD) facilities.

     Site remediation is a recently developed environmental engineering technique which includes actual site cleanup activities. Those activities may include design and construction of a remediation facility for soil, groundwater, and/or hazardous waste or, if no facility is involved, excavation, hauling, and off-site disposal of the hazardous material may be used.

     Presently the Registrant is mainly involved with underground storage tanks. The Registrant also has limited experience with construction of remediation plants, i.e., vapor extraction systems, bioremediation facilities, asphalt recycling facilities and extraction/removal of solid wastes.

     The Registrant's main marketing activities are conducted in the United States with limited activities in Taiwan, Korea, Mexico, and Mainland China. The corporation's midterm plan is to gradually expand its business activities into other Pacific rim countries. Amwest provides environmental audits, investigations, feasibility studies, engineering designs, construction, equipment and chemical trading/manufacturing, and education.

     Status of publicly announced services

     On June 1, 1994, the Registrant entered into a contract with the City of Beijing, China, to develop a solid waste recycling project. This joint venture provides that Amwest will provide the technology for waste recycling as well as managerial expertise. Amwest will also purchase the necessary equipment and vehicles. The City of Beijing will provide land and utilities along with certain technology. Amwest and potential financial partners will own seventy percent (70%) of the joint venture. This joint venture allows Amwest to seek $80 million dollars for the project in phases. Presently the project is in the planning stages. Although there is no statement in the contract with the City of Beijing concerning the date on which funding has to be provided for the project, the parties have a verbal understanding that the project must be fully funded by June 1, 1999. Pursuant to the terms of the contract, the Registrant has the right to seek at least $30 million for the first phase of the project. Again, there is no specific date on which these funds must be available. The Registrant has contacted several sources of funds and all negotiations are in the preliminary phase.

     Competitive business conditions and Registrant's position in the industry and methods of competition

     The Registrant is in a highly competitive field as it competes with other similar businesses on local, national and international levels. The Registrant will face substantial competition when bidding for contracts in the public sector. The key to increasing this public clientele is to have adequate bonding capabilities. Presently the Registrant has an aggregate bonding capability of ten million dollars ($10,000,000). It is felt that this capability is adequate for any contract which the registrant will bid on in the near future.

     Sources and availability of raw material and professional employees

     The Registrant is dependent on an adequate supply of chemicals for cleanup programs. The supply of these chemicals is readily available both in the United States and internationally. The Registrant also depends on the availability of professional employees, i.e. chemists, biologists and engineers. The Registrant has found that the supply of these professionals is adequate. Of the thirty-five persons presently employed by the Registrant, twenty-eight are professionals.

     Government Regulation

     The Registrant is regulated by both the Federal and State governments. The principal Federal laws governing the Registrant are the Resource Conservation and Recovery Act of 1976 (RCRA, 1976) and the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERC LA, 1980). The RCRA, 1976, impacts the Registrant by regulating the treatment, storage, transportation and disposal of hazardous wastes which have adverse effects on health and the environment. Further, the Act provides for the promulgation of guidelines for solid waste collection, transport, separation, recovery and disposal practices and systems. The CERC LA, 1980, defines, designates and regulates hazardous substances. This law also provides for the storage, handling and disposal of such hazardous substances.

     Other local regulations/requirements which the Registrant is required to follow include state contractor laws such as Contractor A and Hazardous Material Disposal licenses and local pollution prevention permits such as Southern California Air Quality Management District (AQMD) 1166 permits. The Registrant has all the above mentioned licenses and permits for the project performance. In addition, all Registrant's employees involved in hazardous wastes field work have forty-hour health and safety training certificates as required by OSHA and RCRA.

     Potential Liability and Insurance

     Most of the Registrant's contracts require it to maintain insurance which includes general liability insurance for bodily injury, death or loss or damage to property. Further, these contracts may require the Registrant to indemnify its clients for claims or losses for personal injury or property damage resulting from the Registrant's negligent performance of its duties. Currently the Registrant is able to provide adequate insurance coverage to meet the requirements of its contracts.

     Presently the Registrant maintains a general liability policy in the amount of $1,000,000. Should any particular contract require additional coverage, the Registrant has the ability to increase its coverage. In the past, this coverage has been increased to $5,000,000.


                         Item 2. Description of Property


     The Registrant leases a central office at 28 Centerpointe Drive, #100, La Palma, California, 96023. This office contains approximately 6,110 square feet. The lease for this office space extends through February 1996. The Registrant is liable for a total of rental of $48,600 through February, 1996.

     The Registrant holds title to 1.76 acres of land with an approximately 6,000 square foot building in Huntington Beach, California. This property was purchased by the Registrant for consideration of 2,150,000 shares of common stock. The building on the property contains approximately 6,000 square feet and is in good condition. It is estimated that the building could be converted to offices for approximately $20,000. The building is presently used for storage. This property was purchased from Leader Partnership, a California limited partnership with ten limited partners and three general partners. One of the partners, James C. Lu, is President of the Registrant. After distribution of the shares received from the sale of the property, no partner, except James C. Lu, owned more than five percent (5%) of the Registrant.

                            Item 3. Legal Proceedings


     The Registrant is not a party to any litigation, which is not routine and incidental to its business, and is not aware of any pending or threatened litigation.


           Item 4. Submission of Matters to a Vote of Security Holders


     No matters were submitted to a vote of the security holders of the Registrant during the fourth quarter of the fiscal year covered by this report.


                                     PART II


                  Item 5. Market for Registrant's Common Equity
                        and Related Stockholder Matters.


     Price Range of Common Stock

     The Registrant's common stock has had limited trades over the counter (O.T.C.) on the bulletin board effective under the symbol AEGI. The following table sets forth the high and low bid prices of the common stock for the periods indicated. The bid prices represent prices between dealers, which do not include retail mark-ups, markdowns or commission, and may not represent actual transactions.

     The public trading in the common stock has been sporadic.


                                                         High             Low
                                                         ----             ---

Third Quarter 1994                                       $2.50            $1.75

Fourth Quarter 1994                                      $2.50            $1.75

First Quarter 1995                                       $2.00            $1.75

Second Quarter 1995                                      $2.00            $1.75

     The source of the above quotations was Helix Securities, a market maker of the Company.

     Number of Shareholders

     As of August 31, 1995, there were 855 holders of record of the Registrant's common stock.

     Dividends

     The Registrant has never paid any dividends on its common stock.



                  Item 6. Management's Discussion and Analysis
                              or Plan of Operation.


     Analysis of Financial Condition and Results of Operation

The following table sets out the financial condition of the Registrant for each of the last two fiscal years:

                                                       12 Months Ending In
                                                --------------------------------
                                                August 31, 1995  August 31, 1994
                                                ---------------  ---------------
Statement of Earnings:

            Revenue ..........................   $  1,500,375     $    699,466

Net Income (Loss) ............................  ($  1,171,365)   ($  1,092,997)
Per Share Net Income (Loss) ..................  ($       0.07)   ($       0.16)
Number of Common Shares Outstanding ..........     16,599,038       15,329,285

Balance Sheet Data:
            Total Assets .....................   $    545,515     $  2,871,996
Total Current Liabilities ....................   $    631,217     $     63,026
Cash Dividends Declared per Common Share .....   $          0     $          0
Stockholders' Equity .........................   $  3,285,832     $  2,835,222


            Net loss for the fiscal year ending August 31, 1995 was $1,171,365, up from the net loss of $1,092,997 recorded in the fiscal year ended August 31, 1994. The primary reasons for the loss during the fiscal year ended August 31, 1995 were heavy one-time startup costs of the Registrant's subsidiaries. The factors contributing to this loss are isolated events but may possibly occur again in the next fiscal year.

     The Registrant has experienced growth in terms of projects finished, marketing activities, and future contracts. Continuing the activities from 1994, the major areas of activities are in engineering, consultation, and construction. The former includes property Phase I assessments, site Phase II investigations, site Phase III remediations, solid wastes and wastewater treatments. The latter includes underground storage tank (UST) removal and installation, and construction of remediation facilities. The clients of Amwest have been primarily in private industries. However, in this period, several projects have been contracted with the public sector. This trend is anticipated to continue, reaching a balance between the private and public sectors.

     As of the second quarter of 1994 the Registrant had an accumulated volume of contract completed or in progress of $2,909,081. During the most recent fiscal year, ending the second calendar quarter of 1995, the Registrant estimates that it procured an additional $1,643,094 in contracts bringing its estimated volume on contracts, from inception, to $4,552,175.

     Registrant has performed most of its engineering, consultation and construction in Southern California. All projects of the Registrant have been finished in a timely manner. The volume of work available to the Registrant and other environmental companies in Southern California and the United States is increasing. Management of the Registrant can not foresee change in this condition in the near future. As a result of the aforesaid increase in available work the Registrant should sustain its present growth for the short term (one year) and possibly on a long term basis (more than one year).

     The Registrant has entered into a joint venture with the city of Beijing, China. The future of this contract is questionable as the Registrant has, as of this date, been unable to locate sufficient financing. The existence of this contract should not impact the regular operation of the Registrant.

     During the last fiscal year the Registrant began operation of two of its subsidiaries, Amwest Bluestar Corporation and Amwest Environmental Engineering Corporation. The starting costs for these subsidiaries accounted for a substantial part of the loss incurred by the Registrant. The Registrant anticipates these subsidiaries, individually, will produce positive cash flow during the next fiscal year. In addition to Bluestar and Engineering, the Registrant incurred starting costs for three additional subsidiaries: Amwest International Corporation, Amwest Manufacturing Corporation, and Amwest Environmental Sciences Corporation. These subsidiaries are not presently operating entities. Management presently cannot foresee whether these entities may become profitable. The following chart lists the estimated startup costs for each of the above named subsidiaries expended in the past fiscal year.

           Name                                           Estimated Startup Cost

Amwest Engineering Corporation                                $150,000.00
Amwest Bluestar Corporation                                   $350,000.00
Amwest International Corporation                              $150,000.00
Amwest Environmental Sciences Corporation                     $100,000.00
Amwest Manufacturing Corporation                              $150,000.00


Plan of Operation

     Management believes that the Registrant cannot satisfy its cash requirements for the next twelve (12) months from its cash flow. In order to satisfy the need for additional funds the Registrant intends to use its real property as collateral for a line of credit. It is anticipated that this line of credit along with funds generated from new and present contracts will be sufficient to satisfy the financial needs of the Registrant during the next fiscal year.

     Presently the Registrant has several projects in the research and development stage. These projects include a treatment for "oily sludge", a process for the manufacturing of products from recycled rubber, and a cryogenic process for the production of ultra-fine crumb rubber. Ultra-fine crumb rubber can be used as the basis for most rubber products. As these projects are in their initial stages, management cannot state with any certainty whether any project will be completed or result in the generation of income.


                          Item 7. Financial Statements.


     See Item 13.



              Item 8. Changes In and Disagreements With Accountants
                     on Accounting and Financial Disclosure.


     There are no, nor have there been any, disagreements between the Registrant and its accountants on any matter of accounting practices or financial statement disclosure.

                                    PART III


          Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.


     Directors and Executive Officers


                                                               Period of Service
Name and Age                  Position(s) with Registrant      as Director
------------                  ---------------------------      -----------

William D.Q. Fang, 54         Director/Secretary               Since June 1994

James C. Lu, 51               Director/President               Since June 1994

Michael E. Morgan, 35         Director                         Since June 1994

Jerry Y. Huang, 55            Director                         Since June 1994

Jian Xin Ren, 37              Director                         Since June 1994

Juan J. Garcia, 29            Director                         Since June 1994

Xian Qui Liu, 54              Director                         Since June 1994

Joanna Tu, 46                 Director                         Since June 1994

John Kao, 50                  Director                         Since June 1994

Ching Lei Chou, 58            Director                         Since June 1994


     James C. Lu obtained his Ph.D. in environmental engineering from the University of Southern California in 1976. Dr. Lu has two M.S. degrees, one in Civil and Environmental Engineering from the University of Cincinnati in 1972 and one in Sanitary Engineering from National Taiwan University in 1968. Dr. Lu has graduated from the National Taiwan University with a B.S. in Civil Engineering. Dr. Lu has, over the past twenty-one (21) years, been project manager, chief environmental engineer and environmental engineering head of many environmental engineering firms. Dr. Lu has been employed by Amwest Environmental Group since 1992 and was the executive officer of Calscience Research, Inc. from 1978 to 1982; Calscience Engineering, Inc. from 1986 to 1991; and Unitech Engineering from 1991 to 1992. Dr. Lu was employed by the Los Angeles Sanitation Districts from 1982 to 1984 and Jacobs Engineering Group from 1984 to 1986, as Chief Environmental Engineer.

     William D.Q. Fang received his B.S. in Physics from the North West University, Xian, China in 1963. Mr. Fang has been employed by Amwest Environmental since 1993 as an executive officer and scientist. From 1990 to 1993 Mr. Fang was employed by General Hightech Company as an executive officer and a scientist. General Hightech Corp. was organized to develop high technology medical electronic devices. Mr. Fang has served as the director of the Environmental Protection Industry Association. Mr. Fang has over thirty (30) years as a professor, scientist, chief engineer, environmental engineer and executive officer of many environmental firms in the United States and Asia.

     Michael E. Morgan has over ten years of environmental marketing experience. He has been operations manager, sales manager, and vice-president for several environmental firms. He is specialized in environmental market development, proposal preparation, cost estimating and bidding of environmental related projects.

     Jerry Y. Huang, Ph.D., P.E. has over 20 years experience in the environmental field. His responsibilities range from design engineer, senior engineer, project manager, corporation vice-president to president for environmental engineering firms. He was a full professor at the University of Wisconsin for 11 years. His specialties are wastewater treatment, hazardous waste remediation and minimization, enzyme treatment technology, and environmental facility construction management.

     Jian Xin Ren is the founder of China Bluestar Corporation and has lead the company to become one of the biggest industrial cleanup companies in China within eight years, from initially seven employees to approximately twenty thousand employees. Mr. Ren has also developed manufacturing plants for production of water purification, reverse osmosis membrane, and seawater desalination equipment. Because of his outstanding contributions and success, he was elected in China to be the most outstanding entrepreneur in 1988 and ten most well known newsmakers in 1985. Mr. Ren has expanded the industrial cleanup services and equipment/chemical sales internationally into countries such as Japan, Russia, and Australia.

     Juan J. Garcia has over six years experience in the field of industrial cleanup, industrial hygiene and hazardous waste site remediation. He is also very familiar and well connected to the Mexico markets regarding industrial cleanup and environmental pollution control. He has hands on experience on site operation as well as strong technical and managerial capability to carry out large programs.

     Xian Qui Liu, Ph.D. has over twenty years experience in industrial cleanup and pollution control. He is the vice-president for Bluestar Company since 1990. He has been involved in numerous projects relating to petrochemical and energy production related industries. He was a faculty member with the Beijing Chemical Engineering College in 1984 to 1990. He published several dozens of articles relating to industrial cleanup and pollution control.

     Joanna Tu has been an entrepreneur and executive officer for many hi-tech products manufacturing firms. She has over fifteen years experience for the development of new products and markets and managed several computer software and hardware companies. She is a successful investor involving in construction/engineering projects and hi-tech companies.

     John Kao received a MBA degree from Columbia University in 1971. He has extensive experience in marketing, new product development, strategic planning, marketing research, sales forecasting in the medical and other equipment and chemical industries. Mr. Kao was the past president of U.S. Medical Surgical Marketing Research Group which has over 1,000 members from the U.S. medical industry. Mr. Kao has played a strong role with the start up of several high technology equipment companies in the U.S. He also has strong experience with international trading, venture capital and commercial real estate investments. Mr. Kao completed a major report for Federal Reserve Bank of Taiwan during 1987. He has extensive experience conducting business internationally.

     Ching Lei Chou has very strong experience in starting up and managing successful factories in China such as the textile factory, plastic factory, consumer product factory, and industrial thermometer factory. In U.S., Mr. Chou is the chairman of "UOTT" company which produces sophisticated noninvasive cardiac diagnostic equipment. Mr. Chou is also the chairman of Pacific Navigation Signal, Inc. which manufactures low cost, high intensity lights used by airports and commercial buildings. Mr. Chou has extensive experience with international trading as well as with development of new products.


                        Item 10. Executive Compensation.

     The table below represents the compensation awarded to James C. Lu, the President and a member of the Board of Directors of the Registrant for the year ended December 31, 1994. No other executive officers of the Registrant had a total salary and bonus for such year in excess of $100,000.

Name and Principal                                                 Other Awarded
Position                 Year        Salary           Bonus        Compensation
--------                 ----        ------           -----        ------------
James C. Lu              1994        $100,000         None         None
President


            Item 11. Security Ownership of Certain Beneficial Owners
                                 and Management.


            Item 12. Certain Relationships and Related Transactions.


     There have been no transactions during the last two years or proposed transactions to which the Registrant was or is to be a party with any of those persons described in Reg. ss.228.404.

                   Item 13. Exhibits and Reports on Form 8-K.

     (a) The following financial statements, financial statement schedules, and supplementary data are included:

Financial Statement of August 31, 1995 .....................   F-1 through F-12.




                     (This space intentionally left blank.)

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMWEST ENVIRONMENTAL GROUP, INC.

By: ____________________________
     name and title

Date: __________________________


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: ____________________________      By: ___________________________
     (Signature)                            (SIGNATURE)
Name/Title: ____________________      Name/Title: ___________________

Date: __________________________      Date: _________________________


By: ____________________________
     (Signature)
Name/Title: ____________________

Date: __________________________


By: ____________________________
     (Signature)
Name/Title: ____________________

Date: __________________________


By: ____________________________
     (Signature)
Name/Title: ____________________

Date: __________________________


By: ____________________________
     (Signature)
Name/Title: ____________________

Date: __________________________