Form 10QSB
period 1995-11-30
AMWEST ENVIRONMENTAL GROUP INC
filed 1996-11-14
CIK 941813

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
Mark One:

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended November 30, 1995

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to _____________________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ___ Yes _X_ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. _________________________

Transitional Small Business Disclosure Format (check one); Yes___  No _X_

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements.

See Part II, Item 6.

                  Item 2. Management's Discussion and Analysis
                              or Plan of Operation.

            Analysis of Financial Condition and Results of Operation

The following table sets out the financial condition of the Registrant for the last fiscal year and the period ended November 30, 1995:

                                              November 30, 1995  August 31, 1995
                                              -----------------  ---------------

Statement of Earnings:

            Revenue ........................    $    297,993      $  1,500,375

Net Income (Loss) ..........................   ($     53,123)    ($  1,171,365)
Per Share Net Income (Loss) ................   ($      0.004)    ($       0.07)
Number of Common Shares Outstanding ........      18,182,413        16,599,038

Balance Sheet Data:
Total Assets ...............................    $    781,417      $    545,515
Total Current Liabilities ..................    $    693,139      $    631,217
Cash Dividends Declared per Common Share ...    $          0      $          0
Stockholders' Equity .......................    $  4,899,459      $  3,285,832


     Net loss for the period ended November 30, 1995 was $53,123. The net loss of $1,671,365 for the fiscal year ended August 31, 1995. The primary reasons for the loss during the fiscal year ended August 31, 1995 were heavy one-time startup costs of the Registrant's subsidiaries. The factors contributing to this loss are isolated events but may possibly occur again in the next fiscal year.

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

               Name                                       Estimated Startup Cost

Amwest Engineering Corporation .........................      $150,000.00
Amwest Bluestar Corporation ............................      $350,000.00
Amwest International Corporation .......................      $150,000.00
Amwest Environmental Sciences Corporation ..............      $100,000.00
Amwest Manufacturing Corporation .......................      $150,000.00


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

Financial Statements of November 30, 1995 ....................  F-1 through F-11

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMWEST ENVIRONMENTAL GROUP, INC.



Date:_______________      ______________________________________________________
                                            (name and title)


Date:_______________      ______________________________________________________
                                            (name and title)