Form 10QSB
period 1996-02-29
AMWEST ENVIRONMENTAL GROUP INC
filed 1996-11-14
CIK 941813

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
Mark One:

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 29, 1996

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _______ to______

                         Commission file number 0-25702

                        AMWEST ENVIRONMENTAL GROUP, INC.
                 (Name of Small Business Issuer in its charter)

            NEVADA                                       88-0289700
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

      10701 LOS ALAMITOS BLVD.
         LOS ALAMITOS, CA                                  90720
(Address of principal executive offices)                  Zip Code)

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



            Analysis of Financial Condition and Results of Operation

The following table sets out the financial condition of the Registrant for each of the last fiscal year and the period ended February 20, 1996:

                                                  February 29,       August 31,
                                                      1996               1995
                                                   ------------       ----------
Statement of Earnings:

         Revenue .............................    $    530,912     $  1,500,375

Net Income (Loss) ............................    ($   605,521)    ($ 1,171,365)
Per Share Net Income (Loss) ..................    ($      0.03)    ($      0.07)
Number of Common Shares Outstanding ..........      18,215,913       16,599,038

Balance Sheet Data:
Total Assets .................................    $  5,276,396     $    545,515
Total Current Liabilities ....................    $    599,299     $    631,217
Cash Dividends Declared per Common Share .....    $          0     $          0
Stockholders' Equity .........................    $  4,394,061     $  3,285,832


     Net loss for the period ended February 29, 1996 was $605,521. Net loss for the fiscal year ending August 31, 1995 was $1,171,365, up from the net loss of $1,092,997 recorded in the fiscal year ended August 31, 1994. The primary reasons for the loss during the fiscal year ended August 31, 1995 were heavy one-time startup costs of the Registrant's subsidiaries. The factors contributing to this loss are isolated events but may possibly occur again in the next fiscal year.

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

Financial Statements of February 29, 1996......................F-1 through F-12.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMWEST ENVIRONMENTAL GROUP, INC.



Date:__________________     _______________________________
                                 (name and title)


Date:__________________     _______________________________
                                 (name and title)