Form 10KSB
period 1996-08-31
AMWEST ENVIRONMENTAL GROUP INC
filed 1997-04-17
CIK 941813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
Mark One:

     [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [Fee Required]

                    For the fiscal year ended August 31, 1996

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
         ACT OF 1934 [No Fee Required]

For the transition period from _______________________ to ______________________

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

                                      None
                                (Title of class)

                                      None
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. ___ Yes    X  No

Check if there is disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for the most recent fiscal year: $889,896.

As of August 31, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was $15,102,007 based on shares at an average bid and ask price of $1.125. This calculation was made on the assumption that affiliates are officers, directors and persons holding more than ten percent (10%) of the registrant's outstanding voting stock.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,305,463.

--------------------------------------------------------------------------------

                                     PART I

--------------------------------------------------------------------------------

                         Item 1. Description of Business

--------------------------------------------------------------------------------

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

     Amwest Bluestar Corporation

     Amwest Bluestar Corporation (Bluestar), incorporated in the State of California on September 21, 1993, is a wholly owned subsidiary of the Registrant and began operation on May, 1995. Bluestar is engaged in sales of chemical products for household and industrial clean-up use. The household products include toilet bowl cleaners and utensil cleaners. Industrial products include metal oil stain cleaner, benzine-free paint remover, and corrosion inhibitors. Further, Amwest Bluestar is engaged in industrial clean-up projects and presently is engaged in the cleaning of a fuel pipeline at castle AFB in California. Amwest Bluestar has an ongoing clean-up contract with the California Department of Transportation, CalTrans, for clean-up of tanks and pipelines in various locations throughout Southern California.

     Amwest Bluestar is engaged in the business of selling U.S. made water purification systems to China. One container has been sold to date and it is anticipated that ten to fifteen containers will be sold during the coming year. Amwest Bluestar is working closely with the Chemical Industry of China to purchase equipment and plants for China. Bluestar Corporation produces over one hundred types of industrial clean-up chemicals and has formed a marketing group to sell these products in the United States.

     Amwest Bluestar has formed a joint venture with a U.S. industrial clean-up firm, Erickson Environmental, Inc. Under the joint venture agreement, Amwest Bluestar will provide proprietary industrial clean-up technology to Erickson as a sub-contractor. Amwest Bluestar is developing a mobile unit for petroleum sludge recycling application.

     Amwest Environmental Engineering Corporation

     Amwest Environmental Engineering Corporation (Engineering), incorporated in the State of California on March 24, 1993, is a wholly owned subsidiary of the Registrant. Engineering, which began operating in 1994, was formed for the purpose of conducting environmental consulting and construction. The consulting department of Engineering is equipped to handle Phase I and Phase II environmental projects. Presently, the subsidiary is primarily focused on government-related contracts. Engineering subsidiary has an ongoing contract with United States Army Corp. of Engineers to perform underground storage tank remediation. This subsidiary has four new ongoing jobs with the City of Los Angeles for underground storage tank remediation. This group currently has several ongoing phase 1 and phase 2 jobs and together with its joint venture partner, SAIC, Inc., is one of the finalists to handle the major project of turnkey waste water treatment for the city of Daliem, China. This job involves design and construction assignments.

     Amwest International Corporation

     Amwest International Corporation (International), incorporated in the State of California is involved in marketing of environmental equipment, transfer of environmental technologies, assisting Pacific Rim countries in engineering project development as well as to seek funding for major projects in the Pacific Rim countries. This subsidiary is seeking funding to develop solid waste recycling plants in the City of Beijing and Xian, China to convert their solid waste into various types of construction materials. This subsidiary signed a joint venture agreement with the Environmental Protection Agency of Guangdong Province of China to install proprietary air pollution equipments in the cement plants in this province to recapture roughly 5% of the cements which are normally lost through the chimney.

(b) Business of Registrant

     Principal products or services and their markets

     The Registrant has formed Seven (7) subsidiaries to carry on the various aspects of its business. All of these subsidiaries, with the exception of Amwest Environmental Engineering Corporation, Amwest Bluestar Corporation, and Amwest International Corporation are presently inactive. Amwest Environmental Engineering Corporation, Amwest Bluestar Corporation, and Amwest International Corporation are the operating entities of the Registrant.

     The Registrant is engaged in the business of environmental testing, engineering, consulting, construction, and industrial cleanup. The Registrant's Engineering Group services are divided into three Phases. These Phases are standard throughout the industry and are derived from "Super Fund" legislation. These Phases are:

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

     Presently the Registrant's Engineering group is mainly involved with Phases I to III services as discussed previously and underground storage tank removal and installation. The Registrant also has extensive experience with construction of remediation plants, i.e., vapor extraction systems, bioremediation facilities, asphalt recycling facilities and extraction/removal of solid wastes.

     Amwest Bluestar Group has expanded its scope of operation from industrial clean-up jobs to trading of chemicals and equipment and plants, as well as development of a new mobile unit for petroleum sludge recycling.

     Amwest International Group is mainly involved in the development of projects or joint venture services for environmentally related activities in the Pacific Rim countries.

     The Registrant's main marketing activities are conducted in the United States with limited activities in Taiwan, Korea, Mexico, and Mainland China. The corporation's midterm plan is to gradually expand its business activities into other Pacific rim countries. Amwest provides environmental audits, investigations, feasibility studies, engineering designs, construction, equipment and chemical trading/manufacturing, industrial cleanup and education. Amwest is currently developing a new group, "American Rubber Group", for the tire recycling business.

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

     Amwest has signed a similar exclusive joint venture agreement with Xian City to use the same technology for the treatment of 1.5 million metric tons of solid waste produced by Xian City each year, plus ten million metric tons of existing solid waste from Xian City area and convert them into various types of building materials. The Company anticipates that twenty such solid waste recycling plants for the City of Xian may be constructed.

     Competitive business conditions and Registrant's position in the industry and methods of competition

     The Registrant is in a highly competitive field as it competes with other similar businesses on local, national and international levels. The Registrant will face substantial competition when bidding for contracts in the public sector. The key to increasing this public clientele is to have adequate experience, technology, and relationships in the field. Amwest's principals have experience, and the company has several cost-effective proprietary technologies. The Company has established relationships with others in the Pacific Rim countries.

     Sources and availability of raw material and professional employees

     The Registrant is dependent on an adequate supply of chemicals for cleanup programs. The supply of these chemicals is readily available both in the United States and internationally. The Registrant also depends on the availability of professional employees, i.e. chemists, biologists and engineers. The Registrant has found that the supply of these professionals is adequate. Of the thirty-five persons presently employed by the Registrant, twenty-two are professionals in the United States, the balance are located in China.

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

--------------------------------------------------------------------------------

                         Item 2. Description of Property

--------------------------------------------------------------------------------

     The Registrant leases a central office at 10701 Los Alamitos Blvd, third floor, Los Alamitos, California, 90720. This office contains approximately 9,474 square feet. The lease for this office space extends through February 1999. The Registrant is liable for a total of rental of $272,844 through February, 1999 (at $7,579 per month).

     The Registrant holds title to 1.76 acres of land with an approximately 6,000 square foot building in Huntington Beach, California. This property was purchased by the Registrant for consideration of 2,150,000 shares of common stock. The building on the property contains approximately 6,000 square feet and is in good condition. It is estimated that the building could be converted to offices for approximately $20,000. The building is being used by Amwest Bluestar as the storage and distribution center for its import and export business for industrial clean-up chemicals. This facility is also used to store construction equipment for our Engineering subsidiary. This property was purchased from Leader Partnership, a California limited partnership with ten limited partners and three general partners. One of the partners, James C. Lu, is President of the Registrant. After distribution of the shares received from the sale of the property, no partner, except James C. Lu, owned more than five percent (5%) of the Registrant.

--------------------------------------------------------------------------------

                            Item 3. Legal Proceedings

--------------------------------------------------------------------------------

     The Registrant is not a party to any litigation, which is not routine and incidental to its business, and is not aware of any pending or threatened litigation.

--------------------------------------------------------------------------------

     Item 4. Submission of Matters to a Vote of Security Holders

--------------------------------------------------------------------------------

     No matters were submitted to a vote of the security holders of the Registrant during the fourth quarter of the fiscal year covered by this report.

--------------------------------------------------------------------------------

                                     PART II

--------------------------------------------------------------------------------

     Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

--------------------------------------------------------------------------------

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

     The public trading in the common stock has been sporadic.

                                                   High                  Low
                                                   ----                  ---

Third Quarter 1995                                $1.375                $0.375

Fourth Quarter 1995                               $3.625                $1.00

First Quarter 1996                                $3.438                $1.375

Second Quarter 1996                               $1.50                 $0.75


     The source of the above quotations was Helix Securities, a market maker of the Company, and also from National Quotation Bureau, a publisher for the NASD OTC Bulletin Board.

     Number of Shareholders

     As of August 31, 1996, there were 855 holders of record of the Registrant's common stock.

     Dividends

     The Registrant has never paid any dividends on its common stock.

--------------------------------------------------------------------------------

     Item 6. Management's Discussion and Analysis or Plan of Operation.

--------------------------------------------------------------------------------

            Analysis of Financial Condition and Results of Operation

The following table sets out the financial condition of the Registrant for each of the last two fiscal years:

                                                                              12 Months Ending In
                                                                    -----------------------------------
                                                                    August 31, 1996     August 31, 1995
                                                                    ---------------     ---------------
Statement of Earnings:

           Revenue..................................................  $  889,896            $1,500,375

Net Income (Loss) .................................................. ($1,833,920)          ($1,171,365)
Per Share Net Income (Loss) ........................................       $0.10                ($0.07)
Number of Common Shares Outstanding ................................  18,305,463            16,599,038

Balance Sheet Data:
           Total Assets.............................................  $4,346,288            $3,821,604
Total Current Liabilities ..........................................    $538,364              $631,217
Cash Dividends Declared per Common Share ...........................          $0                    $0
Stockholders' Equity ...............................................  $3,308,699            $3,285,832

     Net loss for the fiscal year ending August 31, 1996 was $1,833,920, up from the net loss of $1,171,365 recorded in the fiscal year ended August 31, 1995. The primary reason for the loss during the fiscal year ended August 31, 1996 was the depreciation of real estate properties. Other reasons also include heavy one-time startup costs of the Registrant's subsidiaries and reorganization of the construction group which is part of the engineering subsidiary. The factors contributing to this loss are isolated events but may possibly occur again in the next fiscal year.

     The Registrant has experienced growth in terms of projects finished, marketing activities, and future contracts. Continuing the activities from 1994, the major areas of activities are in engineering, consultation, construction, and industrial cleanup. The former includes property Phase I assessments, site Phase II investigations, site Phase III remediations, solid wastes and wastewater treatments, underground storage tank (UST) removal and installation, and construction of remediation facilities. The latter includes industrial cleanup for U.S. Air Force, California

Department of Transportation and private chemical manufacturers. Clients of Amwest have been primarily private industries. However, during this period, several projects have been contracted with the public sector. This trend is anticipated to continue, reaching a balance between the private and public sectors.

     Registrant has performed most of its engineering, consultation and construction in Southern California. All projects of the Registrant have been finished in a timely manner. The volume of work, scope of business field, and international projects available to the Registrant and other environmental companies in the United States is increasing. Management of the Registrant can not foresee change in this condition in the near future. As a result of the aforesaid increase in available work the Registrant should sustain its present growth for the short term (one year) and possibly on a long term basis (more than one year).

     Due to the reorganization of the construction group in the Engineering subsidiary, and re-direction of the market area for construction into China, limited resources have switched bidding of construction projects from Southern California to China. This change is due to the fact that California had temporarily terminated the Underground Tank Grant Program during the election year, as well as the fast growth of wastewater treatment plant consulting and construction business in China.

     Statistical data has shown that china now has more wastewater treatment plant projects than that of the rest of the world combined. The Registrant has spent great efforts in this fiscal year trying to obtain this new market area. This reorganization and market area change may temporarily affect the short-term revenue, but the Registrant believes that it will assist growth in the future. For example, due to the efforts in bidding the wastewater treatment plant turnkey projects, the Registrant is able to be short-listed in several large projects in China. Changes of bidding small construction projects in Southern California to bidding large size projects in China may affect the operation and growth of the construction group in the Engineering subsidiary.

     The Registrant has entered into a joint venture with the cities of Beijing and Xian, China. The future of these contracts is questionable as the Registrant has, as of this date, been unable to locate sufficient financing. The existence of these contracts should not impact the regular operation of the Registrant.

     During this fiscal year the Registrant has developed two new lines of business and in the process formed two new subsidiaries: American Rubber Group, Inc., and ACT Consortium, Inc. American

Rubber Group, Inc. was formed to conduct business in the tire recycling area, and ACT Consortium, Inc. will be formed to conduct business in the cultural and technology transfer, training, business promotion, tour group, conference arrangement, and travel association promotion for Pacific Rim companies and governmental agencies. The startup costs for these two new groups and two relative young groups, Amwest Bluestar Corporation and Amwest International Corporation, accounted for a significant part of the loss incurred by the Registrant. Under the American Rubber Group, Inc., the Registrant is planning to develop five individual tire recycling plants in the first one to two-year period, when and if funds become available. Each plant is expected to generate positive cash flow after two years of operation. Management presently cannot foresee whether these entities may be completed in time due to unknown and uncontrollable nature of fund raising. The ACT Consortium group will be a joint venture with APF Travel, Inc. in Alhambra, California. APF approached the Registrant two years ago and after careful evaluation and survey of the market in the Pacific Rim region, the Registrant decided to accept APF's proposal.

     During this fiscal year, in order to reduce overhead and more effectively manage the business, the Amwest Environmental Science and the Manufacturing groups were combined into the Amwest Engineering and Amwest International Groups, respectively. Due to the nature of new or relatively new development of the above discussed subsidiaries, startup costs were expended, as estimated in the following table:

              Name                           Estimated Startup Cost

Amwest Bluestar Corporation                       $180,000.00
Amwest International Corporation                  $150,000.00
American Rubber Group, Inc.                       $350,000.00
ACT Consortium, Inc.                              $100,000.00


Plan of Operation

     Management believes that the Registrant cannot satisfy its cash requirements for the next twelve (12) months from its cash flow. In order to satisfy the need for additional funds the Registrant intends to raise funds for the new development and to use its real property as collateral for a line of credit. It is anticipated that this line of credit along with funds generated from new and present contracts will be sufficient to satisfy the financial needs of the Registrant during the next fiscal year.

     Presently the Registrant has several projects in the research and development stage. These projects include a recycling for "oily sludge", a process for the manufacturing of products from recycled rubber, and a cryogenic process for the production of ultra-fine crumb rubber. Ultra-fine crumb rubber can be used as the basis for most rubber products. As these projects are in their initial stages, management cannot state with any certainty whether any project will be completed or result in the generation of income.

--------------------------------------------------------------------------------

                          Item 7. Financial Statements.

--------------------------------------------------------------------------------

           See Item 13.

--------------------------------------------------------------------------------

              Item 8. Changes In and Disagreements With Accountants
                      on Accounting and Financial Disclosure.

--------------------------------------------------------------------------------

           There are no, nor have there been any, disagreements between the Registrant and its accountants on any matter of accounting practices or financial statement disclosure.

--------------------------------------------------------------------------------

                                    PART III

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

          Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

--------------------------------------------------------------------------------

     Directors and Executive Officers

                                                               Period of Service
Name and Age             Position(s) with Registrant           as Director
------------             ---------------------------           -----------

William D.Q. Fang, 55    Director/Secretary/Chairman           Since June 1994

James C. Lu, 52          Director/President                    Since June 1994


     James C. Lu obtained his Ph.D. in environmental engineering from the University of Southern California in 1976. Dr. Lu has two M.S. degrees, one in Civil and Environmental Engineering from the University of Cincinnati in 1972 and one in Sanitary Engineering from National Taiwan University in 1968. Dr. Lu has graduated from the National Taiwan University with a B.S. in Civil Engineering. Dr. Lu has, over the past twenty-two (22) years, been project manager, chief environmental engineer and environmental engineering head of many environmental engineering firms. Dr. Lu has been employed by Amwest Environmental Group since 1992 and was the executive officer of Calscience Research, Inc. from 1978 to 1982; Calscience Engineering, Inc. from 1986 to 1991; and Unitech Engineering from 1991 to 1992. Dr. Lu was employed by the Los Angeles Sanitation Districts from 1982 to 1984 and Jacobs Engineering Group from 1984 to 1986, as Chief Environmental Engineer.

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

     Officers and directors of the Company's subsidiaries, which were reported in prior submissions have been deleted. It has been determined that such persons do not come within Section 16(a) of the Exchange Act.

--------------------------------------------------------------------------------

                        Item 10. Executive Compensation.

--------------------------------------------------------------------------------

     The table below represents the compensation awarded to James C. Lu, the President and a member of the Board of Directors of the Registrant for the year ended December 31, 1995. No executive officers of the Registrant had a total salary and bonus for such year in excess of $100,000.

Name and Principal                                             Other Awarded
Position   Year        Salary            Bonus                 Compensation
--------   ----        ------            -----                 ------------

James C. Lu 1995       $50,000           None                  None
President

--------------------------------------------------------------------------------

            Item 11. Security Ownership of Certain Beneficial Owners
                                 and Management.

--------------------------------------------------------------------------------

     The following table sets forth, as of August 31, 1996, information regarding the beneficial ownership of shares by each person known to the Company to own five percent (5%) or more of its outstanding shares and information related to beneficial ownership by each of the Directors and Officers and by the Directors and Officers as a group.

Title           Name and                                  Amount of             Percent
of Class        Address of Owner                          Ownership             of Class
----------------------------------------------------------------------------------------
Common          William D.Q. Fang                         3,635,000             19.9%
                9564 Daines Dr.
                Temple City, CA 91780

Common          James C. Lu                               3,695,000             20.1%
                6071 Manorfield Dr.
                Huntington Beach, CA 92648

Common          Peter Chen Chang                          1,200,000              7.0%
                #3 Alley 2 Sub-Sec 421
                Kau Fu S. St. 28 Lin,
                Chang Ho Li
                Shin Ye Dist City of Taipei
                Taiwan, ROC

Common          Startronix International                  1,500,000              8.2%
                2402 Michelson Dr., Ste. 200
                Irvine, CA  92715

Common          All Officers and Directors                7,330,000             40.0%
                as a group

--------------------------------------------------------------------------------

            Item 12. Certain Relationships and Related Transactions.

--------------------------------------------------------------------------------

     There have been no transactions during the last two years or proposed transactions to which the Registrant was or is to be a party with any of those persons described in Reg. ss.228.404.

--------------------------------------------------------------------------------

                   Item 13. Exhibits and Reports on Form 8-K.

--------------------------------------------------------------------------------

     (a) The following financial statements, financial statement schedules, and supplementary data are included:

Financial Statement of August 31, 1996.........................F-1 through F-12.






                     (This space intentionally left blank.)

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMWEST ENVIRONMENTAL GROUP, INC.



By:  /S/
     ----------------------------------
           JAMES C. LU
           President

Date: March 7, 1997


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  /S/
     ----------------------------------
           JAMES C. LU
           Director

Date: March 7, 1997



By: /S/
     ----------------------------------
           WILLIAM D.Q. FANG
           Director

Date:  March 7, 1997