Form 10-Q
period 1997-02-28
AMWEST ENVIRONMENTAL GROUP INC
filed 1997-11-03
CIK 941813

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ------------------



                                   FORM 10-Q



   /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities

       Exchange Act of 1934



       For the quarterly period ended February 28, 1997



                                        OR



   / / Transition report pursuant to Section 13 or 15(d) of the Securities

       Exchange Act of 1934



       For the transition period from                 to



                            ------------------------



                         COMMISSION FILE NUMBER 0-19528



                            ------------------------



                               AMWEST ENVIRONMENTAL GROUP, INC.

             (Exact name of registrant as specified in its charter)



                                    NEVADA

                        (State or other jurisdiction of

                         incorporation or organization)



                              10701 LOS ALAMITOS BLVD.

                               LOS ALAMITOS, CA

                    (Address of principal executive offices)



                                   88-289700

                      (IRS Employer Identification Number)



                                     90720

                                   (Zip code)



                                 (562) 799-1888

              (Registrant's telephone number, including area code)



                                 NOT APPLICABLE

   (Former name, former address and former fiscal year, if changed since last report)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of

1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.



                         Yes  /X/                    No



     Common stock, $0.001 per shares par, 50,000,000 authorized, of which

18,305,463 shares were issued and outstanding as of  February 28, 1997.



------------------------------------------------------------------------------

------------------------------------------------------------------------------

Company Overview

	Amwest Environmental Group, the predecessor of Amwest Environmental Group, Inc. was incorporated in the State of Nevada on September 23, 1992, for the purpose of engaging in the business of environmental engineering, consulting, construction and testing. After its merger with Earth Products Advancement, Inc., the business of Amwest Environmental Group has been carried on by Amwest Environmental Group, Inc., (the Registrant).

	The Registrants Engineering Group services are standards throughout the industry and derived from Super Fund legislation. Environmental studies include environmental impact, auditing, contamination surveys, potential evaluations, remediation (clean-up) and engineering.

	The Registrant is in a highly competitive field, as it competes with other similar business on the local, national and international level. The Registrant will face substantial competition when bidding for contracts in the public sector. The Registrant has experience growth in terms of projects finished, marketing activities and future contracts.

	The Registrant is dependent is regulated by both the Federal and State Governmental Agencies. The principal Federal Laws governing the Registrant are the resources Conservation and Recovery Act of 1976 (RCRA, 1976) and the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA, 1980). The RCRA, 1976, impacts the Registrant by regulating the treatment, storage, transportation and disposal of hazardous wastes which have adverse effects on health and the environment.

	The Registrants main marketing activities are conducted in the United States with limited activities in Taiwan, Korea, Mexico and the Peoples Republic of
China. Statistics show that china will require more waste treatment plant than the whole world combined. The Registrant is concentrating on the Pacific Rim and plans to expand in that direction.

	The Registrants direction to target the international mat in the Pacific Rim, will effect the short term cash flow, but the long term future for growth is great.


                             Results of Operations
                  Balanced Sheet and Operation Statement for
                 the second quarter ending February 28, 1997

                 Amwest Environmental Group and Subsidiaries
                     Consolidated Statement of Operations
                    for the quarter ending February 28, 1997
                                  (Unaudited)

SALES			                                     $	253,007.19
COST OF SALES			                               158,816.06
GROSS INCOME			                                 94,191.13

EXPENSES:
Advertising				                                    231.60
Amortization				                                10,316.25
Auto					                                        1,124.05
Bank Charges				                                   418.48
Bond Job				                                       764.51
Commission				                                   4,500.00
Consultation				                                33,436.07
Depreciation				                                15,432.95
Franchise Tax				                                4,000.00
Insurance				                                    2,276.59
Interest				                                     7,740.62
Legal & Accounting			                            6,528.00
Maintenance & Repair		                           3,256.42
Meals & Entertainment		                          1,117.09
Misc.					                                      25,649.54
Office Supplies			                               2,380.17
Postage				                                        407.10
Rent					                                       40,321.61
Salaries				                                    60,170.49
Taxes & License			                                 574.94
Taxes - Property			                             13,660.25
Taxes - Payroll			                               7,227.88
Telephone				                                   10,947.67
Travel					                                        942.77
Utilities				                                      323.87

         	Total Expenses		                    $252,848.92

OPERATING INCOME (LOSS):	                    ($158,657.79)

OTHER INCOME (EXPENSE):
	Interest Income		                                    	-0-
	Other Income			                                   805.54

NET INCOME (LOSS)		                          ($157,852.25)



                Amwest Environmental Group and Subs
                    Consolidated Balance Sheet
                        February 28, 1997
                           (Unaudited)

ASSETS

Current Assets:
	Cash and cash equivalents			                     $    77,860.13
	Accounts receivable				                              408,719.28
	Excess of cost and profit over billing		               3,049.00
			    Total current assets		                         489,628.41

	Fixed assets, at cost,
	net of accumulated depreciation		                  1,853,507.79
	Investments					                                   4,602,043.00
	Organization costs,
	net of accumulated amortization		                     10,953.89
	Other assets					                                    171,115.58
				           Total assets	                       $7,127,248.67

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
	Accounts payable and accrued expenses	           $   379,701.18
	Note payable					                                     93,231.30
	Contract payable				                                   4,287.26
			     Total current liabilities	                    477,219.74

	Contract payable				                                  56,845.09
	Note payable					                                    362,500.00
	Other payable					                                   520,902.54

	Stockholders equity
		Common stock			                                      18,304.92
		Common stock - UNR		                              2,166,000.00
		Paid in capital				                               8,123,847.08
		Deficit	 			                                     (4,600,370.70)
                                                   -------------
							                                            $5,709,781.30

                                             						$7,127,248.67

	Net loss for the second quarter ending February 28, 1997, was $157,852.25, an increase from the net loss from the first quarter of November, 30, 1996. The increase in loss is due to the depreciation of the property and the carry cost to enter the Pacific Rim market.


Part II - OTHER INFORMATION

Item 1.		Legal Proceeding:	None at present

Item 2.		Changes in Securities:		Not Applicable

Item 3.		Default Upon Senior Securities:	Not Applicable

Item 4.		Submission of Matters to vote of Security Holders:	None

Item 5.		Other Information:	Not Applicable

Item 6.		Exhibits and Reports on form 8-K:	No report on form 8-K have been
filed during the second quarter of February 28, 1997.

SIGNATURE

	Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amwest Environmental Group, Inc.



James C. Lu

Dated:  February 28, 1997