Form 10-Q
period 1997-05-31
AMWEST ENVIRONMENTAL GROUP INC
filed 1997-11-03
CIK 941813

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ------------------



                                   FORM 10-Q



   /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities

       Exchange Act of 1934



       For the quarterly period ended May 31, 1997



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

18,305,463 shares were issued and outstanding as of  May 31, 1997.



-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

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

	The Registrant is dependant on an adequate supply of chemicals to clean-up projects. The supply of these chemicals is readily available both in the United States and in the Pacific Rim. Twenty of the thirty employees reside in the US, the remaining is based in the Pacific Rim.

	The Registrants main marketing activities are conducted in the United States with limited activities in Taiwan, Korea, Mexico and the Peoples Republic of
China. Statistics show that china will require more waste treatment plant than the whole world combined. The Registrant is concentrating on the Pacific Rim and plans to expand in that direction.

	The Registrants is concentrating their efforts in the Pacific Rim and this will effect the short term cash flow, but the long term growth potential is great.


                         Results of Operations
              Balanced Sheet and Operation Statement for
                the third quarter ending May 31, 1997

              Amwest Environmental Group and Subsidiaries
                  Consolidated Statement of Operations
                   for the quarter ending May 31, 1997
                               (Unaudited)

SALES			                                         $	272,822.73
COST OF SALES			                                   169,516.24
GROSS INCOME			                                    103,306.49

EXPENSES:
Advertising				                                        537.60
Amortization				                                    15,453.50
Auto					                                            1,918.90
Bank Charges				                                     1,521.98
Bond Job				                                           764.51
Commission				                                       4,500.00
Consultation				                                    53,827.59
Depreciation				                                    23,129.45
Franchise Tax				                                    4,000.00
Insurance				                                        2,449.03
Interest				                                        26,767.83
Legal & Accounting			                               11,619.75
Maintenance & Repair		                               5,434.92
Meals & Entertainment		                              3,664.27
Misc.					                                          36,851.96
Office Supplies			                                   3,170.33
Postage				                                            951.38
Rent					                                           57,602.30
Salaries				                                        76,330.31
Taxes & License			                                   1,426.06
Taxes - Property			                                 26,935.46
Taxes - Payroll			                                  12,582.77
Telephone				                                       21,757.65
Travel					                                          1,662.77
Utilities				                                          323.87

	     Total Expenses		                            $395,184.19

OPERATING INCOME (LOSS):	                        ($291,877.70)

OTHER INCOME (EXPENSE):
	Interest Income		                                   2,242.49
	Other Income			                                       805.54

NET INCOME (LOSS)		                              ($288,829.67)



                 Amwest Environmental Group and Subs
                     Consolidated Balance Sheet
                            May 31, 1997
                            (Unaudited)

ASSETS

Current Assets:
	Cash and cash equivalents			                   $    84,189.37
	Accounts receivable				                            376,006.45
	Excess of cost and profit over billing		             3,049.00
			     Total current assets	                       463,244.82

	Fixed assets, at cost,
	net of accumulated depreciation	                	1,845,425.79
	Investments					                                 4,631,235.00
	Organization costs,
	net of accumulated amortization		                    9,982.64
	Other assets					                                  167,425.31
				          Total assets	                      $7,117,313.56

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
	Accounts payable and accrued expenses	         $   367,891.25
	Note payable					                                   93,231.30
	Contract payable				                                12,692.75
			Total current liabilities	                       473,815.30

	Contract payable				                                41,186.60
	Note payable					                                  362,500.00
	Other payable					                                 621,815.78

	Stockholders equity
		Common stock			                                    18,304.92
		Common stock - UNR		                            2,166,000.00
		Paid in capital				                             8,123,847.08
		Deficit				                                   ($4,600,370.70)
                                                 --------------
							                                          $5,617,995.88

							                                          $7,117,313.56

	Net loss for the second quarter ending May 31, 1997, was $288,829.67, an increase from the net loss from the second quarter of February 28, 1997. The increase in loss is due to the depreciation of the property and the carry cost to enter the Pacific Rim market.


Part II - OTHER INFORMATION

Item 1.		Legal Proceeding:	None at present

Item 2.		Changes in Securities:		Not Applicable

Item 3.		Default Upon Senior Securities:	Not Applicable

Item 4.		Submission of Matters to vote of Security Holders:	None

Item 5.		Other Information:	Not Applicable

Item 6.		Exhibits and Reports on form 8-K:	No report on form 8-K have been
filed during the second quarter of May 31, 1997.

SIGNATURE

	Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amwest Environmental Group, Inc.



James C. Lu

Dated:  May 31, 1997